Form 10-K
J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C16
filed 2015-03-30
CIK 1590231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity:  333-190246-01

Central Index Key Number of the issuing entity:  0001590231

J.P. Morgan Chase Commercial Mortgage Securities Trust 2013-C16

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001013611

J.P. Morgan Chase Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000040554
General Electric Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541468
Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001567746
Redwood Commercial Mortgage Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of organization or incorporation of the issuing entity)	38-3918812 38-3918813 38-7109053 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  (Do not check if a smaller reporting company)                              Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Aire Mortgage Loan, which constituted approximately 11.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Aire Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The Centura Tower I Mortgage Loan, which constituted approximately 4.4% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Centura Tower I Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  These two loan combinations, including, respectively, the Aire Mortgage Loan and the Centura Tower I Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan and the 1615 L Street Mortgage Loan, which constituted approximately 8.1%, 3.5% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan and the 1615 L Street Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan or the 1615 L Street Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2013-C15 transaction, Commission File Number 333-165147-11 (the “JPMBB 2013-C15 Transaction”).  These loan combinations, including the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan and the 1615 L Street Mortgage Loan, respectively, are each being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C15 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miracle Mile Shops Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The Miracle Mile Shops Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miracle Mile Shops Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.  A pari passu portion of this loan combination was securitized in the COMM 2013-CCRE12 Mortgage Trust transaction, Commission File Number 333-184376-09 (the “COMM 2013-CCRE12 Transaction”).  This loan combination, including the Miracle Mile Shops Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

LNR Partners, LLC (“LNR”) is the special servicer for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan. These mortgage loans, in the aggregate, constituted approximately 17.7% of the asset pool of the issuing entity as of its cut-off date.  Thus, LNR is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association (“Midland”) is the special servicer for the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances).  Thus, Midland, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland in the capacities described above are listed in the Exhibit Index.

U.S. Bank National Association (“U.S. Bank”) is the trustee for the mortgage loans serviced under the Pooling and Servicing Agreement and the trustee for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan.  Thus, U.S. Bank is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which constituted more than 5% of the asset pool of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by U.S. Bank in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association (“Wells Fargo Bank”) is the master servicer and the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and (with respect to the obligation to make property protection and mortgage payment advances) the Miracle Mile Mortgage Loan, and the certificate administrator for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to the mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank in these capacities are listed in the Exhibit Index.

Wells Fargo Bank is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the custodian for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan. Thus, Wells Fargo Bank, in the capacities described above, is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which constituted more than 5% of the asset pool of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in these capacities are listed in the Exhibit Index.

Pentalpha Surveillance LLC (“Pentalpha”) is the senior trust advisor for the mortgage loans serviced under the Pooling and Servicing Agreement and the senior trust advisor for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan and the 1615 L Street Mortgage Loan.  Thus, Pentalpha is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which constituted more than 5% of the asset pool of the issuing entity as of its cut-off date..  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha in the capacities described above are listed in the Exhibit Index.

CoreLogic Commercial Real Estate Services, Inc. (“CoreLogic”) is a servicing function participant for the mortgage loans serviced under the Pooling and Servicing Agreement and a servicing function participant for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan. Thus, CoreLogic is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which constituted more than 5% of the asset pool of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by CoreLogic in the capacities described above are listed in the Exhibit Index.

National Tax Search, LLC is a servicing function participant for the mortgage loans serviced under the Pooling and Servicing Agreement and a servicing function participant for the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan.  Thus, National Tax Search, LLC is a servicing function participant with respect to these mortgage loans because it is servicing mortgage loans which  constituted more than 5% of the asset pool of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by National Tax Search, LLC in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer and the primary servicer with respect to the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan, the 1615 L Street Mortgage Loan and the Miracle Mile Shops Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.  These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1110(j)).

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Aire Mortgage Loan (loan #1 on Annex A-1 to the Prospectus Supplement of the registrant relating to the issuing entity filed on November 20, 2013 pursuant to Rule 424(b)(5) (the “Prospectus Supplement”) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the Prospectus Supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $13,803,806.00 for the twelve-month period ended December 31, 2014.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as the Trustee, and Wells Fargo Bank, National Association, as the Certificate Administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a Prospectus Supplement.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Veritas Multifamily Portfolio Mortgage Loan, the Hulen Mall Mortgage Loan and the 1615 L Street Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2013-C15 Transaction, are attached under Item 15 to this Annual Report on Form 10-K.  Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miracle Mile Shops Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2013-CCRE12 Transaction, are attached under Item 15 to this Annual Report on Form 10-K.  Attached as Exhibit AA to the pooling and servicing agreement incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of November 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of October 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on November 13, 2013 in connection with the JPMBB 2013-C15 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation’s Current Report on Form 8-K filed on November 6, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 U.S. Bank National Association, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 33.2)
33.11 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Aire Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 33.2)
33.19 U.S. Bank National Association, as Trustee for the Centura Tower I Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian for the Centura Tower I Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Centura Tower I Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 33.8)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.2)

33.26 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.1)

33.27 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
33.28 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.3)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.34 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.27)
33.35 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 33.1)
33.42 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 33.27)
33.43 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see Exhibit 33.3)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Hulen Mall Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 33.1)
33.50 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 33.27)
33.51 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan (see Exhibit 33.3)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 1615 L Street Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 U.S. Bank National Association, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 34.2)
34.11 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Aire Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 34.2)
34.19 U.S. Bank National Association, as Trustee for the Centura Tower I Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian for the Centura Tower I Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Centura Tower I Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 34.8)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.2)

34.26 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.1)

34.27 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
34.28 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.3)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.34 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.27)
34.35 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 34.1)
34.42 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 34.27)
34.43 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see Exhibit 34.3)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Hulen Mall Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 34.1)
34.50 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 34.27)
34.51 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan (see Exhibit 34.3)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 1615 L Street Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 35.3)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 35.2)

35.11 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances)
35.12 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan
35.15 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 35.14)
35.18 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 35.12)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 35.14)
35.21 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 35.12)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and General Electric Capital Corporation, relating to the mortgage loans sold to the depositor by General Electric Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Redwood Commercial Mortgage Corporation and Redwood Trust, Inc., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Not applicable.

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
(Depositor)

/s/ Brian Baker

Brian Baker, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of November 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

4.2           Pooling and Servicing Agreement, dated as of October 1, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, U.S. Bank National Association, as trustee, and Pentalpha Surveillance LLC, as senior trust advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on November 13, 2013 in connection with the JPMBB 2013-C15 Transaction and incorporated by reference herein)

4.3           Pooling and Servicing Agreement, dated as of November 1, 2013, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 4 to Deutsche Mortgage & Asset Receiving Corporation’s Current Report on Form 8-K filed on November 6, 2013 in connection with the COMM 2013-CCRE12 Transaction and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.3 U.S. Bank National Association, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 33.1)
33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 33.2)
33.11 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (see Exhibit 33.3)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan (see Exhibit 33.5)
33.14 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Aire Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 33.1)
33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 33.2)
33.19 U.S. Bank National Association, as Trustee for the Centura Tower I Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian for the Centura Tower I Mortgage Loan (see Exhibit 33.5)
33.22 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Centura Tower I Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 33.8)

33.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.2)

33.26 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 33.1)

33.27 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
33.28 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.3)
33.29 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.4)
33.30 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.5)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.1)
33.34 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.27)
33.35 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.38 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.6)
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 33.8)
33.41 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 33.1)
33.42 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 33.27)
33.43 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see Exhibit 33.3)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage Loan (see Exhibit 33.5)
33.46 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Hulen Mall Mortgage Loan (see Exhibit 33.6)
33.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 33.7)
33.48 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 33.8)
33.49 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 33.1)
33.50 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 33.27)
33.51 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan (see Exhibit 33.3)
33.52 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan (see Exhibit 33.4)
33.53 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street Mortgage Loan (see Exhibit 33.5)
33.54 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 1615 L Street Mortgage Loan (see Exhibit 33.6)
33.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 33.7)
33.56 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.3 U.S. Bank National Association, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Pentalpha Surveillance LLC, as Senior Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 34.1)
34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 34.2)
34.11 U.S. Bank National Association, as Trustee for the Aire Mortgage Loan (see Exhibit 34.3)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian for the Aire Mortgage Loan (see Exhibit 34.5)
34.14 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Aire Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant for the Aire Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 34.1)
34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 34.2)
34.19 U.S. Bank National Association, as Trustee for the Centura Tower I Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian for the Centura Tower I Mortgage Loan (see Exhibit 34.5)
34.22 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Centura Tower I Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant for the Centura Tower I Mortgage Loan (see Exhibit 34.8)

34.25 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.2)

34.26 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 34.1)

34.27 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
34.28 U.S. Bank, National Association, as Trustee for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.3)
34.29 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.4)
34.30 Wells Fargo Bank, National Association, as Custodian for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.5)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant for the Miracle Mile Shops Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.1)
34.34 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.25)
34.35 U.S. Bank National Association, as Trustee for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.38 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.6)
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 34.8)
34.41 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 34.1)
34.42 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 34.25)
34.43 U.S. Bank National Association, as Trustee for the Hulen Mall Mortgage Loan (see Exhibit 34.3)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian for the Hulen Mall Mortgage Loan (see Exhibit 34.5)
34.46 Pentalpha Surveillance LLC, as Senior Trust Advisor for the Hulen Mall Mortgage Loan (see Exhibit 34.6)
34.47 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 34.7)
34.48 National Tax Search, LLC, as Servicing Function Participant for the Hulen Mall Mortgage Loan (see Exhibit 34.8)
34.49 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 34.1)
34.50 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 34.25)
34.51 U.S. Bank National Association, as Trustee for the 1615 L Street Mortgage Loan (see Exhibit 34.3)
34.52 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan (see Exhibit 34.4)
34.53 Wells Fargo Bank, National Association, as Custodian for the 1615 L Street Mortgage Loan (see Exhibit 34.5)
34.54 Pentalpha Surveillance LLC, as Senior Trust Advisor for the 1615 L Street Mortgage Loan (see Exhibit 34.6)
34.55 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 34.7)
34.56 National Tax Search, LLC, as Servicing Function Participant for the 1615 L Street Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the Aire Mortgage Loan (see Exhibit 35.1)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Aire Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Aire Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer for the Centura Tower I Mortgage Loan (see Exhibit 35.1)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer for the Centura Tower I Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator for the Centura Tower I Mortgage Loan (see Exhibit 35.3)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (except with respect to the obligation to make property protection and mortgage payment advances) (see Exhibit 35.2)

35.11 Wells Fargo Bank, National Association, as Primary Servicer for the Miracle Mile Shops Mortgage Loan (with respect to the obligation to make property protection and mortgage payment advances)
35.12 LNR Partners, LLC, as Special Servicer for the Miracle Mile Shops Mortgage Loan
35.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Miracle Mile Shops Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer for the Veritas Multifamily Portfolio Mortgage Loan
35.15 LNR Partners, LLC, as Special Servicer for the Veritas Multifamily Portfolio Mortgage Loan (see Exhibit 35.12)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator for the Veritas Multifamily Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer for the Hulen Mall Mortgage Loan (see Exhibit 35.14)
35.18 LNR Partners, LLC, as Special Servicer for the Hulen Mall Mortgage Loan (see Exhibit 35.12)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator for the Hulen Mall Mortgage Loan
35.20 Wells Fargo Bank, National Association, as Primary Servicer for the 1615 L Street Mortgage Loan (see Exhibit 35.14)
35.21 LNR Partners, LLC, as Special Servicer for the 1615 L Street Mortgage Loan (see Exhibit 35.12)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator for the 1615 L Street Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, between JPMorgan Chase Bank, National Association and J.P. Morgan Chase Commercial Mortgage Securities Corp., relating to the mortgage loans sold to the depositor by JPMorgan Chase Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, between J.P. Morgan Chase Commercial Mortgage Securities Corp. and General Electric Capital Corporation, relating to the mortgage loans sold to the depositor by General Electric Capital Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Redwood Commercial Mortgage Corporation and Redwood Trust, Inc., relating to the mortgage loans sold to the depositor by Redwood Commercial Mortgage Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of November 21, 2013, among J.P. Morgan Chase Commercial Mortgage Securities Corp., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP, relating to the mortgage loans sold to the depositor by Ladder Capital Finance LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on November 21, 2013 and incorporated by reference herein)